Form 10-Q
period 2002-09-30
GOTHAM GOLF CORP
filed 2002-12-13
CIK 1172952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period
                            ended September 30, 2002

                                 Commission File
                                  Number 1-6249
                                Gotham Golf Corp.

            (Exact name of registrant as specified in its charter)


      Delaware                                                 01-0674312
-------------------------------                ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  575 East Chocolate Avenue
   Hershey, Pennsylvania                                             17033
----------------------------------------                       -----------------
(Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code: (717) 312-1355

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [ ] No [ X]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Common stock, $0.01 par value 1,000 outstanding as of December 13, 2002
                              -----------------------------------------


Total number of pages contained in this report: 8







                                TABLE OF CONTENTS
FORM 10-Q

PART 1 FINANCIAL INFORMATION
----------------------------
   Item 1. Financial Statements/Notes to Balance Sheet (Unaudited)
   ---------------------------------------------------------------
   Item 2.  Managements Discussion and Analysis of Financial Condition and
   -----------------------------------------------------------------------
            Results of Operations
            ---------------------
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk
   -------------------------------------------------------------------
   Item 4. Controls and Procedures
   -------------------------------
PART II OTHER INFORMATION
-------------------------
   Item 1.  Legal Proceedings
   --------------------------
   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------
Signatures
----------
   Certification - President
   -------------------------



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


GOTHAM GOLF CORP.


BALANCE SHEETS


                                                         September 30,    May 1,
                                                            2002           2002
                                                        ------------------------
                                                         (Unaudited)

ASSETS
Cash........................................................$10            $10
                                                            --------------------

Total assets................................................$10            $10
                                                            ====================

STOCKHOLDERS' EQUITY
Common stock $0.01 par value per share, 1,000
shares authorized issued and outstanding....................$10            $10
                                                            --------------------

Total stockholders' equity..................................$10            $10
                                                            ====================

       SEE ACCOMPANYING NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS.

NOTES TO INTERIM BALANCE SHEET (UNAUDITED)

   SIGNIFICANT ACCOUNTING POLICIES

   Gotham Golf Corp. was formed on February 12, 2002 under the laws of the State of Delaware. The purpose of Gotham Golf Corp. is to acquire, own and operate golf courses, golf course related properties and certain other real estate assets. The only transaction of Gotham Golf Corp. has been the issuance of 1,000 shares of common stock on February 12, 2002 and execution of that certain Agreement and Plan of Merger and Contribution, dated February 13, 2002, by and among First Union Real Estate Equity and Mortgage Investments (First Union), Gotham Partners, L.P. and others. In accordance with the Agreement, First Union and Gotham Golf Corp. will merge, with Gotham
Golf Corp. being the surviving corporation.   Florida Golf Properties, Inc.,
Gotham Partners, L.P. and others will contribute to Gotham Golf Corp. their respective general and limited partnership interests in Gotham Golf Partners, L.P., a golf course ownership and management company, in exchange for common shares in Gotham Golf Corp. As a result of the planned transaction, Gotham Golf Corp. will own 92.5% of Gotham Golf Partners.

   Pursuant to the Agreement, Gotham Golf Corp. and Southwest Shopping Centers Co. II, L.L.C. filed a Registration Statement on Form S-4 containing preliminary proxy materials on May 13, 2002. Southwest Shopping Centers is a Delaware limited liability company whose sole member is First Union. If the proposed transaction is consummated, Southwest Shopping Centers will become a wholly owned subsidiary of Gotham Golf Corp. The Registration Statement, as amended on July 18, 2002, August 26, 2002, September 27, 2002 and October 31, 2002, was declared effective by the Securities and Exchange Commission on November 1, 2002. The merger is subject to certain customary closing conditions, including approval by the First Union's common shareholders which was obtained at a special meeting held on November 27, 2002, and receipt of certain third-party consents. There can be no assurances that the proposed transaction will be consummated.

   On April 15, 2002, Gotham Partners, L.P., and First Union and its five trustees were served with a complaint filed in the Supreme Court of New York for New York County on behalf of a purported holder of First Union's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf Corp. was approved by the First Union's Board of Trustees in violation of fiduciary duties owed to the holders of First Union's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. On November 22, 2002, the Supreme Court of New York for New York County issued a preliminary injunction enjoining the merger transaction. A further hearing was held and, on December 6, 2002, the court issued an order continuing the injunction pending a full trial on the merits of the claim brought by the plaintiffs. On December 10, 2002, First Union filed an appeal with the Appellate Division of New York Supreme Court for review of the decision by the trial court to continue the injunction preventing consummation of the proposed merger.


   PROPOSED MERGER

   On February 13, 2002, Gotham Golf Corp. entered into a definitive agreement of merger and contribution with First Union, pursuant to which First Union agreed to merge with and into Gotham Golf Corp. The parties subsequently adopted Amendment No. 1 to the merger agreement on April 24, 2002, Amendment No. 2 to the merger agreement on September 24, 2002 and Amendment No. 3 to the merger agreement on October 24, 2002. If consummated, the proposed transaction will result in the First Union common shareholders receiving as merger consideration for each common share:

     - $1.98 in cash;


     - a choice of (a) an additional $0.35 in cash or (b) approximately 1/174th (0.0057461) of a debt instrument to be issued by Southwest Shopping Centers, Co. II, L.L.C. ("Southwest Shopping Centers"), with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by the Trust's principal real estate assets; and


     - three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and proration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

   On May 13, 2002, Gotham Golf and Southwest Shopping Centers filed a Registration Statement on Form S-4 containing preliminary proxy materials. Southwest Shopping Centers is a Delaware limited liability company whose sole member is First Union. If the proposed transaction is consummated, First Union will merge with and into Gotham Golf Corp, and Southwest Shopping Centers will become a wholly owned subsidiary of Gotham Golf Corp. The Registration Statement, as amended on July 18, 2002, August 26, 2002, September 27, 2002 and October 31, 2002, was declared effective by the Securities and Exchange Commission on November 1, 2002. First Union filed additional materials on
Schedule 13E-3 on May 13, 2002, as amended by Schedules 13E-3/A filed on July 18, 2002, August 26, 2002, September 27, 2002, and October 31, 2002. The merger is subject to certain customary closing conditions, including approval by the Trust's common shareholders which was obtained at a special meeting held on November

27, 2002, and receipt of certain third-party consents. There can be no assurance that the proposed transaction will be consummated.


   INCOME TAXES

   Gotham Golf Corp intends to be taxed as a C Corporation for Federal income tax purposes in accordance with the Internal Revenue Code.

   ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Gotham Golf Corp. was formed on February 12, 2002 under the laws of the State of Delaware. The purpose of Gotham Golf Corp. is to acquire, own and operate golf courses, golf course related properties and certain other real estate assets. The only transaction of Gotham Golf Corp. has been the issuance of 1,000 shares of common stock on February 12, 2002 and execution of that certain Agreement and Plan of Merger and Contribution, dated February 13, 2002, by and among First Union Real Estate Equity and Mortgage Investments (First Union), Gotham Partners, L.P. and others.

        On February 13, 2002, Gotham Golf Corp. entered into a definitive agreement of merger and contribution with First Union, pursuant to which First Union agreed to merge with and into Gotham Golf Corp. The parties subsequently adopted Amendment No. 1 to the merger agreement on April 24, 2002, Amendment No. 2 to the merger agreement on September 24, 2002 and Amendment No. 3 to the merger agreement on October 24, 2002. If consummated, the proposed transaction will result in the First Union common shareholders receiving as merger consideration for each common share:

     - $1.98 in cash;


     - a choice of (a) an additional $0.35 in cash or (b) approximately 1/174th (0.0057461) of a debt instrument to be issued by Southwest Shopping Centers, Co. II, L.L.C. ("Southwest Shopping Centers"), with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by the Trust's principal real estate assets; and


     - three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and proration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

        On May 13, 2002, Gotham Golf and Southwest Shopping Centers filed a Registration Statement on Form S-4 containing preliminary proxy materials. Southwest Shopping Centers is a Delaware limited liability company whose sole member is First Union. If the proposed transaction is consummated, First Union will merge with and into Gotham Golf Corp, and Southwest Shopping Centers will become a wholly owned subsidiary of Gotham Golf Corp. The Registration Statement, as amended on July 18, 2002, August 26, 2002, September 27, 2002 and October 31, 2002, was declared effective by the Securities and Exchange Commission on November 1, 2002. First Union filed additional materials on Schedule 13E-3 on May 13, 2002, as amended by Schedules 13E-3/A filed on July 18, 2002, August 26, 2002, September 27, 2002, and October 31, 2002. The merger is subject to certain customary closing conditions, including approval by the Trust's common shareholders which was obtained at a special meeting held on November 27, 2002, and receipt of certain third-party consents. There can be no assurance that the proposed transaction will be consummated.

   FORWARD-LOOKING STATEMENT

        In addition to historical information, this 10Q Report may contain forward-looking statements. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The uncertainties and risks include, but are not limited to, the risk that material adverse events will prelude consummation of the proposed transaction with First Union Real Estate Equity and Mortgage Investments. Further information can be found in the Company's S-4 filed with the SEC.

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   NONE


   ITEM 4. CONTROLS AND PROCEDURES

   The Registrant's principal executive and financial officer has, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and has determined that such disclosure controls and procedures are adequate to ensure that information required to be disclosed by the Registrant in the reports filed or submitted under the Exchange Act is recorded, processed and summarized and reported within the time periods specified by the Securities and Exchange Commission. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

   On April 15, 2002, Gotham Partners, L.P., First Union and its five trustees were served with a complaint filed in the Supreme Court of New York for New York County on behalf of a purported holder of First Union's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf Corp. was approved by the First Union's Board of Trustees in violation of fiduciary duties owed to the holders of First Union's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. On November 22, 2002, the Supreme Court of New York for New York County issued a preliminary injunction enjoining the merger transaction. A further hearing was held and, on December 6, 2002 the court issued an order continuing the injunction pending a full trial on the merits of the claim brought by the plaintiffs. On December 10, 2002, First Union filed an appeal with the Appellate Division of New York Supreme Court for review of the decision by the trial court to continue the injunction preventing consummation of the proposed merger.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits:

      99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8K:           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gotham Golf Corp.


Date:  December 13, 2002                     By: /s/ William F. Leahy

         --------                            ----------------------
                                              William F. Leahy,
President (principal executive and principal financial officer)

                                GOTHAM GOLF CORP.
          FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002
                                 CERTIFICATIONS

I, William F. Leahy, as President of Gotham Golf Corp., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Gotham Golf Corp.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me, particularly during the period in which this quarterly report is being prepared:


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures on my evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002                     By: /s/ William F. Leahy

         --------                            ----------------------
                                              William F. Leahy,
President (principal executive and principal financial officer)



                                  EXHIBIT 99.1
                        CERTIFICATION OF PERIODIC REPORT

In connection with the Quarterly Report of Gotham Golf Corp. (the "Company") on form 10Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.



Date:  December 13, 2002                     By: /s/ William F. Leahy

         --------                            ----------------------
                                               William F. Leahy,
 President (principal executive and principal financial officer)